Form 10-Q
period 2023-03-31
BiondVax Pharmaceuticals Ltd.
filed 2023-05-15
CIK 1611747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-37353

BIONDVAX PHARMACEUTICALS LTD.

(Exact name of registrant as specified in its charter)

Israel	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Jerusalem BioPark, 2nd Floor Hadassah Ein Kerem Campus Jerusalm, Israel
(Address of principal executive offices)

Registrant’s telephone number, including area code: (+972) 8-930-2529

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depositary Shares, each representing 400 Ordinary Shares, no par value	BVXV	The Nasdaq Capital Market

Ordinary Shares, no par value		The Nasdaq Capital Market*

*	Not for trading; only in connection with the registration of American Depositary Shares.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company filer. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

As of May 10, 2023, there were 1,313,623,184 ordinary shares issued and outstanding.

General and Where You Can Find Other Information

Unless otherwise indicated, all references to the “Company,” “we,” “our,” “BiondVax” and “BiondVax Pharmaceuticals” refer to BiondVax Pharmaceuticals Ltd., a company limited by shares organized under the laws of Israel. References to “revenues” refer to net revenues. References to “U.S. dollars,” “dollars,” “U.S. $” and “$” are to the lawful currency of the United States of America, and references to “NIS” are to new Israeli shekels.

BIONDVAX PHARMACEUTICALS LTD.

BIONDVAX PHARMACEUTICALS LTD.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIONDVAX PHARMACEUTICALS LTD.

CONDENSED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share and per share data)

	March 31,	December 31,
	2023	2022
	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,799	$14,075
Restricted cash	127	140
Prepaid expenses and other receivables	119	155

Total current assets	11,045	14,370

NON-CURRENT ASSETS:
Property, plant and equipment, net	10,817	11,245
Operating lease right-of-use assets	1,430	1,452

Total non-current assets	12,247	12,697

Total assets	$23,292	$27,067

The accompanying notes are an integral part of the unaudited condensed financial statements.

BIONDVAX PHARMACEUTICALS LTD.

CONDENSED BALANCE SHEETS (Unaudited)

U.S. dollars in thousands (except share and per share data)

	March 31,	December 31,
	2023	2022
	Unaudited	Audited
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$1,313	$716
Operating lease liabilities	420	382
Other payables	846	1,240

Total current liabilities	2,579	2,338

NON-CURRENT LIABILITIES:
Warrants liability	2,664	5,329
Loan from others	21,851	20,082
Non-current operating lease liabilities	1,008	1,078

Total non-current liabilities	25,523	26,489

CONTINGENT LIABILITIES AND COMMITMENTS

SHAREHOLDERS’ EQUITY (DEFICIT):
Ordinary shares of no par value: Authorized: 20,000,000,000 shares at March 31, 2023 and at December 31, 2022; Issued and outstanding 1,313,623,184 shares at March 31, 2023 and 989,290,784 shares at December 31, 2022	-	-
Additional paid-in capital	116,431	116,082
Accumulated deficit	(119,350)	(115,835)
Accumulated other comprehensive loss	(1,891)	(2,007)

Total shareholders’ deficit	(4,810)	(1,760)

Total liabilities and shareholders’ deficit	$23,292	$27,067

The accompanying notes are an integral part of the unaudited condensed financial statements.

BIONDVAX PHARMACEUTICALS LTD.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

U.S. dollars in thousands (except share and per share data)

	Three months ended March 31,
	2023	2022
	Unaudited	Unaudited

Research and development	$1,995	$1,163
Marketing, general and administrative	1,191	1,452

Total operating loss	3,186	2,615

Financial loss (income), net	329	(140)

Net loss	$3,515	$2,475

Basic and diluted net loss per share	(0.003)	(0.003)

Weighted average number of shares used for computing basic and diluted net loss per share	1,295,256,604	744,711,465

The accompanying notes are an integral part of the unaudited condensed financial statements.

BIONDVAX PHARMACEUTICALS LTD.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

U.S. dollars in thousands (except share and per share data)

	Three months ended March 31,
	2023	2022
	Unaudited	Unaudited

Net loss	$3,515	$2,475

Other comprehensive (income) loss:
Foreign currency translation adjustments	(116)	34

Total comprehensive loss	$3,399	$2,509

The accompanying notes are an integral part of the unaudited condensed financial statements.

BIONDVAX PHARMACEUTICALS LTD.

CONDENSED STATEMENTS OF CHANGES I N SHAREHOLDERS’ EQUITY (Unaudited)

U.S. dollars in thousands (except share and per share data)

	Ordinary shares		Additional paid-in	Accumulated comprehensive	Accumulated	Total shareholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of January 1, 2023	989,290,784	$-	$116,082	$(2,007)	$(115,835)	$(1,760)

Exercise of warrants	324,000,000	-	97	-	-	97
Vested RSU’s	332,400	-	-	-	--	-
Share-based compensation	-	-	252	-	-	252
Other comprehensive income	-	-	-	116	-	116
Net loss	-	-	-	-	(3,515)	(3,515)

Balance as of March 31, 2023	1,313,623,184	$-	$116,431	$(1,891)	$(119,350)	(4,810)

	Ordinary shares		Additional paid-in	Accumulated comprehensive	Accumulated	Total shareholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of January 1, 2022	739,048,544	-	113,076	(2,055)	(110,039)	982

Issuance of shares, net of issuance costs of $6	6,000,000	-	216	-	-	216
Share-based compensation	-		485	-	-	485
Other comprehensive loss	-	-	-	(34)	-	(34)
Net loss	-	-	-	-	(2,475)	(2,475)

Balance as of March 31, 2022	745,048,544	$-	$113,777	$(2,089)	$(112,514)	$(862)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BIONDVAX PHARMACEUTICALS LTD.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands (except share and per share data)

	Three months ended March 31,
	2023	2022
	Unaudited	Unaudited
Cash flows from operating activities:

Net loss	$(3,515)	$(2,475)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation of property, plant and equipment	138	134
Expense of in-process research and development	-	209
Financial expenses related to loan from others	2,354	28
Share-based compensation	252	485
Decrease in other receivables	31	123
Warrants revaluation	(2,568)	-
Changes in operating lease right-of-use assets	(18)	63
Increase in trade payables	629	311
Changes in operating lease liabilities	7	(62)
(Decrease) increase in other payables	(369)	79

Net cash used in operating activities	(3,059)	(1,105)

Cash flows from investing activities:

Purchase of property, plant and equipment	(6)	(521)

Net cash used in investing activities	$(6)	$(521)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BIONDVAX PHARMACEUTICALS LTD.

CONDENSED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands (except share and per share data)

	Three months ended March 31,
	2023	2022
	Unaudited	Unaudited
Cash flows from financing activities:

	$-	$-

Net cash provided by financing activities	-	-

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(224)	(359)

Decrease in cash, cash equivalents and restricted cash	(3,289)	(1,985)
Cash, cash equivalents and restricted cash at the beginning of the period	14,215	17,517

Cash, cash equivalents and restricted cash at the end of the period	$10,926	$15,532

Supplementary disclosure of cash flows activities:

(1) Cash paid during the year for:

Interest	$725	$-

(2) Non-cash transactions:

Exercise of warrants liability to equity	$97	$-

Reconciliation of cash, cash equivalents and restricted cash:

Cash and cash equivalents	$10,799	$15,392
Restricted cash	127	140

Cash, cash equivalents and restricted cash	$10,926	$15,532

The accompanying notes are an integral part of the unaudited condensed financial statements.

BIONDVAX PHARMACEUTICALS LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data and unless otherwise indicated)

NOTE 1:- GENERAL

a.	Biondvax Pharmaceuticals Ltd. (the “Company”), is a biotechnology company focused on developing, manufacturing, and commercializing innovative immunotherapeutic products primarily for the treatment of infectious and autoimmune diseases. The Company was incorporated on July 21, 2003 in Israel, and started its activity on March 31, 2005. The Company’s principal executive offices, manufacturing site and R&D laboratories are located at Jerusalem, Israel.

b.	On December 22, 2021, the Company signed an exclusive, worldwide, license agreement with the Max Planck Society (“MPG”), the parent organization of the Max Planck Institute for Multidisciplinary Sciences, and the University Medical Center Göttingen (“UMG”), both in Germany, for the development and commercialization of an innovative Covid-19 NanoAb therapy and an accompanying research collaboration agreement with MPG and UPG in support of the abovementioned development of a COVID-19 NanoAb. The agreements became effective January 1, 2022 and provide for an upfront payment, development and sales milestones and royalties based on sales and sharing of sublicense revenues.

c.	On March 23, 2022, the Company executed an additional research collaboration agreement (RCA) with MPG and UMG covering discovery, selection and characterization of NanoAbs for several other disease indications with large and growing markets that leverage their unique and strong binding affinity, stability at high temperatures, and potential for more effective and convenient routes of administration. These targets are the basis for validated and currently marketed monoclonal antibodies, including for conditions such as psoriasis, asthma, macular degeneration, and psoriatic arthritis. According to the contract, BiondVax will have an exclusive option for exclusive license agreement for the development and commercialization of each of the NanoAbs covered by the agreement with MPG and UMG. On February 7, 2022 the Company issued 15,000 ADSs (6,000,000 shares) to Max-Planck-Gesellschaft zur Förderung der Wissenschaften e.V. under our exclusive, worldwide, License Agreement with MPG and UMG pursuant to Regulation S under the Securities Act;

d.	As of March 31, 2023, the Company’s cash and cash equivalents totaled $10,799. In the three months ended March 31, 2023, the Company had an operating loss of $3,186 and negative cash flows from operating activities of $3,059. The Company’s current operating budget includes various assumptions concerning the level and timing of cash receipts and cash outlays for operating expenses and capital expenditures, including a cost saving plan. The Company is planning to finance its operations from its existing working capital resources and additional sources of capital and financing. However, there is no assurance that additional capital and/or financing will be available to the Company, and even if available, whether it will be on terms acceptable to the Company or in amounts required. Accordingly, the Company’s board of directors approved a cost saving plan, to be implemented if and as required, in whole or in part, at its discretion, to allow the Company to continue its operations and meet its cash obligations. The cost saving plan consists of cutting expenditures by means of further efficiencies and synergies, which include mainly the following steps: reduction in headcount and postponing or cancelling capital expenditures that would not be required for the implementation of the revised business plan. Nevertheless, the Company and the board of directors believe that its existing financial resources and its operating plans, including the effects of the costs saving plan, will be adequate to satisfy its expected liquidity requirements for a period of at least twelve months from the end of the filing date.

BIONDVAX PHARMACEUTICALS LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data and unless otherwise indicated)

NOTE 1:- GENERAL (Cont.)

e.	Basis of presentation of the financial statements:

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the U.S Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as of December 31, 2022 filed with the SEC on April 17, 2023. The interim period results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.

f.	Use of estimates:

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

g.	Cash equivalents:

Cash equivalents are short-term highly liquid deposits that are readily convertible to cash with original maturities of three months or less, at the date acquired.

h.	Restricted cash:

Restricted cash are deposits with original maturities of three months or less and are used as security for the Company’s credit cards and rent. Restricted cash amounted to $127 and $140 as of March 31, 2023 and December 31, 2022 respectively.

i.	Warrants:

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

j.	Recently adopted accounting pronouncements:

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

BIONDVAX PHARMACEUTICALS LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data and unless otherwise indicated)

NOTE 2:- FAIR VALUE MEASUREMENTS

In accordance with ASC No. 820, the Company measures warrants liability at fair value classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.

The following table presents assets measured at fair value on a recurring basis as of March 31, 2023:

	March 31,	December 31,
	2023	2022
	Unaudited	Audited
	Fair value measurement using input Level 2
Non-current liabilities:

Warrants liability	$2,664	$5,329

Total liabilities	$2,664	$5,329

The carrying amounts of cash and cash equivalents, restricted cash, prepaid expenses and other receivables, trade payables and other current payables approximate their fair value due to the short-term maturity of such instruments.

NOTE 3:- LOAN FROM OTHERS

a.	On June 19, 2017, the Company entered into a Finance Contract with the European Investment bank (EIB) for a total amount of approximately $22,422 (€ 20,000) and up to 50% of the Company’s expected cost of developing and marketing the Company’s product candidate, M-001. In addition, as a repayment features, EIB was entitled to receive the higher between 3% of any M-001 sales revenues for a period of ten years, or realizing a cash-on-cash multiple of 2.8 times

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

b.	On April 22, 2019, the Committee of EIB Bank agreed to expand the 2017 financing agreement to the Company by an additional approximately $4,502 (€ 4,000) to a total of approximately $27,013 (€ 4,000). An amendment to that effect was signed in June 2019 (the “Amendment”). Those funds were received in October 2019 and will be used in support of the ongoing pivotal, clinical efficacy, Phase 3 trial of BiondVax’s M-001 Universal Flu Vaccine candidate in Europe.

According to the Amendment, as repayment features, EIB is entitled to receive the higher between 3% of any M-001 sales revenues for a period of twelve years or realizing a cash-on-cash multiple of 2.8 times

BIONDVAX PHARMACEUTICALS LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data and unless otherwise indicated)

NOTE 3:- LOAN FROM OTHERS (Cont.)

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

As a result of the Phase 3 clinical trial failure, Company’s management estimates that there will be no future revenues from the M-001 product. Therefore, most likely, there will be no future royalty payments to EIB.

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

BIONDVAX PHARMACEUTICALS LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data and unless otherwise indicated)

NOTE 3:- LOAN FROM OTHERS (Cont.)

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

The Company recorded the cash received in each tranche and a corresponding liability to repay the cash. The Company evaluates the estimated cash flows from the EIB loan at each reporting period. When the estimated cash flows change from the estimates used as of the date on which the EIB loan was issued, the EIB loan’s carrying amount is adjusted to an amount equal to the present value of the estimated remaining future payments, discounted by using the original effective interest rate. The adjustment to the carrying amount is recognized in earnings as an adjustment to interest expenses, in the period in which the change in estimate occurred.

On December 31, 2022 as a result of the loan restructure, the Company recorded an amount of $ 7,168 under finance income. Interest expense related to the EIB loan were to $87

On February 16, 2023, $725 was paid to the EIB as part of the loan restructure agreement.

For the three month ended at March 31, 2023 the company recorded $1,769 under finance expenses due to the loan revaluation.

As of March 31, 2022, the outstanding principal amount related to the EIB loan in nominal terms is $ 26,105.

NOTE 4:- CONTINGENT LIABILITIES AND COMMITMENTS

Since 2006, the Company received approximately $5,830 in grants from the Israeli Innovation Authority (IIA), formerly known as the Office of the Chief Scientist. The grants were for research and development of M-001.

In return to those grants, the Company undertook to pay royalties amounting to 3%-5% on the revenues derived from sales of products or services developed in whole or in part using these grants. The maximum aggregate royalties paid generally cannot exceed 100% of the grants received by the Company, plus annual interest generally equal to the 12-month LIBOR applicable to dollar deposits, as published on the first business day of each calendar year. The maximum royalty amounts payable by the Company as of March 31, 2023 is approximately $ 5,830 which represents the total gross amount of grants actually received by the Company from the IIA including accrued interest. As of March 31, 2023, the Company had not paid any royalties to the IIA.

In light of the Phase 3 clinical trial results (see also Note 3.c above), the Company does not currently expect any future revenues from M-001 and therefore do not currently expect to make any royalty payments to the IIA and the Company does not record a liability for amounts received from IIA until the related revenues are recognized. In the event of failure of a project that was partly financed by the IIA, the Company will not be obligated to pay any royalties or repay the amounts received.

The Company also subject to various other restrictions pursuant to the grant, including limitations on transferring IP developed with grant funds. In light of the Company’s new strategy, it does not expect these restrictions to be material to its ongoing operations.

BIONDVAX PHARMACEUTICALS LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data and unless otherwise indicated)

NOTE 5:- SHAREHOLDERS’ EQUITY

a.	Rights attached to shares:

An Ordinary share confers upon its holder(s) a right to vote at the general meeting, a right to participate in distribution of dividends, and a right to participate in the distribution of surplus assets upon liquidation of the Company.

b.	On December 22, 2021, the Company signed definitive agreements with the Max Planck Society (“MPG”), the parent organization of the Max Planck Institute for Biophysical Chemistry, and the University Medical Center Göttingen (“UMG”), both in Germany, to enter into a strategic collaboration for the development and commercialization of innovative Covid-19 NanoAbs, effective from January 1, 2022. The agreements provide for an upfront payment, development and sales milestones and royalties based on sales and sharing of sublicense revenues.

In accordance with the agreement the company issued 150,000 restricted ADS share at no cost to Max planck as an upfront payment for the license, the shares are blocked for a period of three years. The company evaluate the fair value of the license at $153. The fair value was calculated by an independent valuation, at a discount rate of 31% under the following principles:

Stock price	1.48
Variance	150%
Risk free interest	1%

c.	On November 10, 2022, the Company announced that it plans to affect a ratio change of the Company’s American Depositary Shares (ADSs) to its non-traded ordinary shares from the current ratio of one (1) ADS representing forty (40) ordinary shares to a new ratio of one (1) ADS representing four hundred (400) ordinary shares. The ratio change will have the same effect as a reverse split of the existing ADSs of one (1) new ADS for every ten (10) old ADSs. The effective date for the ratio change was November 25, 2022.

d.	On December 13 2022, an amendment to the Company’s Articles of Association increasing the registered share capital of the Company by an additional 18,200,000,000 Ordinary Shares (the equivalent of 45,500,000 ADSs) such that the total registered share capital of the Company would consist of 20,000,000,000 Ordinary Shares, no par value (the equivalent of 50,000,000 ADSs).

BIONDVAX PHARMACEUTICALS LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data and unless otherwise indicated)

NOTE 5:- SHAREHOLDERS’ EQUITY (Cont.)

e.	On December 20, 2022, the Company closed an underwritten public offering with gross proceeds to the Company of $8,000,000, before deducting underwriting discounts and other expenses payable by the Company. The offering consisted of 1,600,000 units and pre-funded units. Each unit consisted of one American Depositary Share (“ADS”) and two warrants, each to purchase one ADS, and each pre-funded unit consists of one pre-funded warrant to purchase one ADS and two warrants each to purchase one ADS. One of the warrants will expire three years from the date of issuance, and the other warrant will expire one year from the date of issuance and may be exercised for half an ADS on or prior to six (6) months following the original issuance for no additional consideration. Each ADS (or pre-funded warrant) was sold together with two warrants at a combined purchase price of $5.00 per unit (or $4.99 per pre-funded unit after reducing $0.01 attributable to the exercise price of the pre-funded warrants). Each ADS represents 400 of our ordinary shares, no par value per share. The Company received a net sum of $7,231 after deduction of underwriter discount and issuance expenses of $769. The warrants were classified as liabilities, initially and subsequently measured at fair value through earnings pursuant to ASC 480 as the warrants are not considered indexed to the Company’s own shares.

f.	On January 5, 2023, the Company issued 810,000 ADSs (324,000,000 shares) as a result of exercise of warrants in consideration of

NOTE 6:- SHARE-BASED COMPENSATION

a.	Option plans:

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

There were no grants during the three-month ended March 31, 2023.

b.	The total share-based compensation expense related to all of the Company’s equity-based awards, recognized for the years ended March 31, 2023 and 2022 is comprised as follows:

	Three months ended March 31,
	2023	2022
	Unaudited	Unaudited

Research and development expenses	$31	$19
Marketing, general and administrative expenses	221	466
Total share-based compensation	$252	$485

BIONDVAX PHARMACEUTICALS LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data and unless otherwise indicated)

NOTE 6:- SHARE-BASED COMPENSATION (Cont.)

c.	A summary of restricted shares and restricted share activity as of March 31, 2023 is as follows:

	Number of restricted share units	Weighted average grant date fair value

Unvested as of December 31, 2022	107,768	$6.49

Granted	125,607	2.22
Vested	(1,083)	9.76
Forfeited	-	-

Unvested as of March 31, 2023 (Unaudited)	232,292	$4.17

During the three-month ended March 31, 2023, the company granted 125,607 RSU’s ADS to employees and officers, the RSU’s shall be vested in three years and the fair value of the said grant was $278.

As of March 31, 2023, there are $514 of total unrecognized costs related to share-based compensation that is expected to be recognized over a period of up to four years.

The fair value of the granted RSUs was determent according to the market stock price at the day of grant.

NOTE 7:- BASIC AND DILUTED NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended March 31,
	2023	2022
	Unaudited	Unaudited

Numerator for basic and diluted net loss per share:

Net loss	$(3,515)	$(2,475)

Denominator for basic and diluted net loss per share:

Weighted average shares outstanding	1,295,256,604	744,711,465

All outstanding employees options, employees restricted shares and warrants for the three months ended March 31, 2023 and 2022 have been excluded from the calculation of the diluted net loss per share, because all such securities are anti-dilutive for all periods presented. The total number of potential shares excluded from the calculation of diluted net loss per share are as follows:

	Three months ended March 31,
	2023	2022
	Unaudited	Unaudited

Employees RSUs and options	121,285,269	64,507,360
Warrants	1,040,940,000	-

Total	1,162,225,269	64,507,360

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2022, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on April 17, 2023 (the “Annual Report”) with the U.S. Securities and Exchange Commission (the “SEC”). This Quarterly Report on Form 10-Q contains forward looking statements, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth; and (iii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

In some cases, you can identify forward-looking statements by terminology such as ‘may,’ ‘will,’ ’should,’ ‘could,’ ‘expects,’ ‘plans,’ ‘intends,’ ‘anticipates,’ ‘believes,’ ‘estimates,’ ‘predicts,’ ‘potential,’ or ‘continue’ or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this report.

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

Our Strategy

Beginning with the MPG/UMG Agreements, the Company intends to implement a strategy that will build a diversified pipeline of assets along several axes, as follows:

●	a pipeline of products for prevention and/or treatment of illnesses with large market opportunities for more effective treatments:

o	Each product candidate originated through the MPG/UMG Agreements would be designed to interact with a target previously validated as an appropriate target for therapeutic intervention by an antibody already on the market.

o	Each therapeutic indication nevertheless is underserved by existing antibody treatments and a large market opportunity exists for a proprietary NanoAb with improved attributes.

●	a pipeline that would take advantage of the unique physicochemical attributes of our NanoAbs, including:

o	Nano size and physical stability – our NanoAbs are approximately 1/10th the size of regular antibodies and have a durable molecular structure. This allows them to be delivered through routes of administration (e.g., intra-dermal, nasal, inhalation, etc.) not particularly amenable to regular antibodies, which are too large and/or easily break down under pressure, opening new or enlarged market opportunities for our NanoAbs.

o	Ultra-high thermo-stability – our NanoAbs retain biological activity even at high temperatures. This provides extended shelf life and reduces the need for cold chain shipping and storage.

o	Extremely high binding affinity to the target with effective neutralization. Binding affinity is the likelihood that a drug molecule (e.g., a single NanoAb) will find, and attach to its designated target (e.g., a single COVID-19 virus) thereby contributing to therapeutically relevant neutralization of the target. Our COVID-19 NanoAb, for example, has demonstrated binding affinity and neutralization at doses anywhere from 100 to 1000 times lower than the publicly reported doses of other antibodies. This could translate to faster onset of medical efficacy or in some cases it may translate to lower required human dosage compared to other antibodies. That said, this should be demonstrated in clinical trials.

o	High specificity - Our NanoAbs have high specificity to their intended target, and therefore fewer of them are expected to bind to targets other than the designated target, resulting in fewer side effects, . Furthermore, and because of their relatively short half-life, any NanoAbs, that do not bind to a target are expected to be quickly degraded or excreted from the body, thus also limiting future adverse effects.

●	a pipeline of products that can progress through the discovery stage and enter the clinic relatively quickly compared to traditional monoclonal antibody drug discovery.

o	Traditional monoclonal antibody drug discovery entails years of research identifying and validating a target, identifying the appropriate type of molecule to interact with that target, validating that the mechanism of action can produce a therapeutically relevant benefit with a satisfactory safety profile and that the drug can be produced at an acceptable cost of goods.

o	Together with an international management consulting firm, we have triaged through more than 800 potential molecular targets for our NanoAbs and selected those that had already been validated as targets for commercially available monoclonal antibodies. Furthermore, we filtered for targets for disease treatments that still leave a large unmet need or a large, underserved patient population. We then selected those targets that we believe have the highest commercial value but lowest clinical development costs (small sized clinical trials with fastest timeline to in human proof of concept).

o	Our collaborators at MPG/UMG have been able to generate large libraries of NanoAbs against most of our pre-validated targets within the first 12 months of the collaboration and in many cases have selected from those libraries a small portfolio of candidates that meet or are close to meetinga set of pre-agreed Compound Acceptance Criteria, which we have agreed make them potentially appropriate for further development.

o	As a consequence, over the next 12 to 24 months, subject to having sufficient capital, we believe we will be in a position to execute our exclusive option for exclusive license for development and commercialization of several of the abovementioned nanoAbs and advance them, in addition to our COVID-19 NanoAb, through remaining pre-clinical development and , subject to available capital resources, an updated analysis of market opportunities, partner interest and other relevant factors determined at the time, potentially initiate first in human clinical trials, all in a time frame we believe to be much quicker, at a cost much lower, and with fewer unknowns/less risk than traditional monoclonal antibodies drug discovery at the same stage of development.

●	A pipeline of products that can be developed through the various Chemistry, Manufacturing and Controls steps (CMC) and then be produced for clinical development and potentially initial commercial volumes required for product launch at a low cost of goods at our existing manufacturing facility in Jerusalem, built to GMP specifications.

o	Our NanoAbs are produced in yeast, a relatively low cost and rapid production system compared to the manufacture of regular antibodies. Regular antibodies are produced in mammalian cell lines that take considerable time to establish, require a much more sophisticated production facility, have lower yields and involve more expensive processing to harvest and purify the ultimate drug substance.

o	processing to harvest and purify the ultimate drug substance.

o	Our facility in Jerusalem is equipped to take the candidates generated by MPG/UMG and immediately begin development of NanoAbs for pre-clinical testing and ultimately produce clinical grade NanoAbs.

o	By conducting these activities in-house, we will be in a position to avoid the delays and high costs typically associated with third party contract manufacturers and have more direct control over the process.

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

Our Competitive Strengths

We believe that our people, process and technology give us distinct advantages over our competitors, as follows:

●	People: Our leadership team has deep biotech and pharmaceutical industry experience, including our Chairman of the Board Mark Germain ( former Co-Chairman of Pluri (previously Pluristem Therapeutics), and a co-founder and former director of a number of other biotechnology companies including, without limitation, Alexion, Neurocrine, ChromaDex Inc., Stem Cell Innovations Inc., Omnimmune Corp. and Collexis Holdings Inc.), Board director Samuel Moed (former Senior VP Corporate Strategy at Bristol Myers Squibb), Board director Jay Green (former Senior VP Finance and CFO of GSK’s global vaccines business) and COO Elad Mark (formerly employed by Novartis). Our CEO, Amir Reichman, has extensive vaccines R&D, supply chain, manufacturing, and engineering experience from Novartis in the U.S. and GSK in Europe. Furthermore, our Chief Science Officer, Dr. Tamar Ben-Yedidia, oversaw M-001 development from early research at the Weizmann Institute through the pivotal Phase 3 clinical trial. Dr. Ben-Yedidia conducted her preliminary research in the 1990’s under the guidance of Professor Ruth Arnon. Professor Arnon continues to serve as head of BiondVax’s Scientific Advisory Board.

●	Process: After years of experience, BiondVax has developed a mature set of business processes including pre-clinical and clinical development, regulatory, quality and GMP manufacturing processes. These processes can help us accelerate time to market for future in-licensed assets and hence provide us with a competitive value proposition versus other companies our size. In the past, we conducted a pivotal Phase 3 trial in over 100 clinical trial sites in seven Eastern European countries, subject to, among others, the regulation of the European Medicines Agency (EMA). The trial was completed on time and on budget. Our Phase 3 clinical trial was initiated after we completed two Phase 1/2 clinical trials and three Phase 2 clinical trials in Israel pursuant to clinical trial protocols approved by the Israeli Ministry of Health, a Phase 2b clinical trial in Europe, and a Phase 2 clinical trial sponsored and conducted by the NIH/NIAID in the USA.

●	Technology: Our existing and advanced GMP manufacturing facility in Jerusalem uses an agile and modular ’Single Use’ infrastructure that can be used for a wide variety of applications and technologies, such as the production of recombinant proteins, nanobodies and other vaccines and treatments. In addition, we have advanced automation, data management and IT systems necessary for regulatory compliant clinical development, clinical supplies and commercial supplies.

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

Finance Contract with European Investment Bank

We borrowed 24 million Euro under a finance contract (the “Finance Contract”) with the European Investment Bank (the “EIB”), to finance a portion of the cost of developing our previous leading drug candidate M-001 and our GMP biologics manufacturing facility. As part of the Finance Contract, we also entered into a security agreement (the “Security Agreement”), whereby we created a first ranking floating charge in favor of EIB over substantially all of our assets (other than certain licensed intellectual property related to our former M-001 program).

On August 10, 2022, we announced the successful conclusion of negotiations and formal approval by the EIB of new terms of its outstanding €24 million loan (the “Loan”) to BiondVax, including:

●	Loan extension: An extension of the maturity dates from 2023 (€20 million) and 2024 (€4 million) until December 2027.

●	Interest accrual: Although the Loan has been outstanding since 2018, interest on the Loan will only begin to accrue starting January 1, 2022, at an annual rate of 7%. The interest payments will be deferred until the new maturity date and will be added to the principal balance at the end of each year during the Loan period.

●	Principal repayment: $900,000 was paid by BiondVax shortly after the execution of the relevant amendment letter with the EIB and was applied to reduce the outstanding Loan. An additional approximately $725,000 was paid during February 2023 in connection with the financing completed in December 2022 and going forward 10% of any capital raises until maturity will be used to further repay the Loan principal including any outstanding accrued interest.

●	Variable remuneration to the EIB: Once BiondVax’s commercial sales exceed €5 million, 3% of BiondVax’s topline revenues will be paid to the EIB as royalties until the EIB receives (from the Loan repayment, inter alia the interest and the royalties) the higher of (i) a total of 2.8 times the original €24 million principal (as provided in the original Loan agreement) and (ii) 20% IRR on the principal calculated from January 1, 2022.

●	Prepayment indemnity: In case BiondVax decides to discharge all liabilities under the Finance Contract, inter alia, payments of the variable remuneration, BiondVax would need to repay to the EIB an indemnity amount in addition to the Loan principal and the accrued interest. The indemnity will be calculated such that the EIB receives an additional payment equal to the greater of (i) the prepayment amount (i.e. twice the prepayment amount in the aggregate) and (ii) the amount required to realize 20% IRR on the prepayment amount at the time of prepayment.

RESULTS OF OPERATIONS

Three months ended March 31, 2023, as compared to March 31, 2022

To date, we have funded our operations primarily through (i) the sale of equity securities in both public and private offerings, (ii) a rights offering, (iii) exercises of warrants issued in connection with our initial public offering in the U.S., (iv) funding received from the IIA, and (iv) proceeds from the Finance Contract with the EIB. In February 2021, December 2021, and December 2022 we raised gross proceeds of approximately $13.8 million, $9.8 million, and $8 million respectively, in underwritten offerings of the ADSs (and, in December 2022, two warrants to purchase ADSs for each ADS offered). As of March 31, 2023, we had $10.9 million of cash and cash equivalents and short-term deposits.

We expect that we will incur additional losses soon as a result of our research and development activities. Such research and development activities will require us to obtain and expend further resources if we are to be successful. As a result, we expect to continue to incur operating losses, and we may be required to obtain additional funds to further develop our research and development programs. As a result of our research and development activities and our failure to generate revenues since our inception, among other things, our net loss for the three months ended March 31, 2023, was $3.5 million.

Operating Expenses

Research and development expenses. Our research and development expenses for the three months ended March 31, 2023, amounted to $2 million, compared to $1.2 million for the three months ended March 31, 2022. The increase of $0.8 million was primarily due to the launch of our NanoAb development. Our research and development expenses consist primarily of salaries and related personnel expenses, fees paid to consultants, patent-related legal fees, costs of preclinical studies, drug and laboratory supplies, and costs for facilities and equipment. We charge all research and development expenses to operations as they are incurred. We expect our research and development expenses to remain our primary expense in the near future. Increases or decreases in research and development expenditures are attributable to the number and/or duration of the clinical studies that we conduct.

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

The lengthy process of completing clinical studies and seeking regulatory approval for any Company product candidate requires the expenditure of substantial resources. Any failure or delay in completing clinical studies, or in obtaining regulatory approvals, could cause a delay in generating product revenue and cause our research and development expenses to increase and, in turn, have a material adverse effect on our operations. Because of the risk factors set forth below in Item 1A, we are not able to estimate with any certainty when we would recognize any net cash inflows from our projects.

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

Marketing, General and Administrative Expenses:

Our general and administrative expenses for the three months ended March 31, 2023 amounted to $1.2 million, compared to $1.4 million for the three months ended March 31, 2022. The decrease was mostly due to share based payment expenses of $0.24 million, professional services expenses of $0.1 million offset with an increase in salary expenses of $0.17 million and marketing expenses of $0.19 million. Our general and administrative expenses consist primarily of salaries and expenses related to employee benefits, including share-based compensation, for our general and administrative employees, which includes employees in executive and operational roles, including finance and human resources, as well as consulting, legal and professional services related to our general and administrative operations.

Net Loss

As a result of the foregoing research and development, marketing general and administrative expenses, and as we have not yet generated revenues since our inception, our net loss for the three months ended March 31, 2023 was $3.5 million, compared to our net loss for the three months ended March 31, 2022 of $2.47 million.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have funded our operations primarily through public and private offerings of our equity securities in Israel and the U.S., grants from the OCS (today known as the IIA), grants received by the Israeli Ministry of Economy and European grants under the UNISEC consortium and the loan from the EIB. Information regarding the outstanding loan from the EIB is set forth above in “Finance Contract with European Investment Bank.”

As of March 31, 2023, we had cash and cash equivalents and short-term deposits of $10.9 million as compared to 15.5 million as of March 31, 2022. Our cash and cash equivalents are denominated in US dollars.

Net cash used in operating activities was $3.1 million for the quarter ended March 31, 2023, compared with net cash used in operating activities of $1.1 million for the quarter ended March 31, 2022.

Net cash used by investing activities for the quarter ended March 31, 2023 was $0.006 million compared with net cash used by investing activities of $0.5 million for the quarter ended March 31, 2022, and primarily reflects the purchase of fixed assets.

We had no cash provided by financing activities for the quarters ended March 31, 2023 and 2022.

At March 31, 2023, our accumulated deficit amounted to $119.3 million. We had working capital of $ 8.4 million as of March 31, 2023. In the future, we may raise additional capital from external sources in order to continue the longer-term efforts contemplated under our business plan. We expect to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue our product development initiatives, to penetrate markets for the sale of our Company product candidates and continue operations as presently maintained. We cannot provide any assurance that we will raise additional capital. Our management believes that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, we have not secured any commitment for new financing at this time nor can we provide any assurance that new financing will be available on commercially acceptable terms, if at all. If the economic climate in the U.S. deteriorates, our ability to raise additional capital could be negatively impacted. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our efforts to commercialize our products, which is critical to the realization of our business plan and our future operations.

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

Impairment of long-lived assets

The Company’s long-lived assets are reviewed for impairment in accordance with ASC No. 360 “Property, Plant and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment exist and the undiscounted future cash flows that the assets are expected to generate are less than the carrying value of the assets, the Company reduces the carrying amount of the assets through an impairment charge, to their estimated fair values. During the three months ended March 31, 2023 and 2022, no impairment indicators have been identified.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company this item is not required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023 (the “Evaluation Date”). Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of its business. The Company is not presently a party to any legal proceedings that, if determined adversely to it, would individually or taken together have a material adverse effect on its business, operating results, financial condition, or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our most recent Annual Report on Form 10-K for the year ended December 31, 2022, the occurrence of any one of which could have a material adverse effect on our actual results.

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the period ended March 31, 2023 that were not previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period ended March 31, 2023.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item that was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instant Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIONDVAX PHARMACEUTICALS LTD.

Date: May 15, 2023	By:	/s/ Amir Reichman
Amir Reichman
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Uri Ben-Or
Uri Ben-Or
Chief Financial Officer
(Principal Financial Officer)